Form 10-K
period 2005-12-31
Lehman XS Trust, Series 2005-10
filed 2006-03-30
CIK 1347853

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-K

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005
                          ---------------------------------------------------

                                    or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ---------------------

Commission file number  333-127589-24
                       ---------------

                  Structured Asset Securities Corporation
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)

           Delaware                                      74-2440850
------------------------------                 ------------------------------
State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization                        Identification No.)

745 Seventh Avenue, 7th Floor, New York, N.Y.                        10019
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

Registrant's telephone number, including area code  (212) 526 - 7000
                                                   --------------------------

     Lehman XS Trust Mortgage Pass-Through Certificates, Series 2005-10
         (Exact name of issuing entity as specified in its charter)

                      Lehman Brothers Holdings Inc.
          (Exact name of sponsor as specified in its charter)

Securities registered pursuant to Section 12(b) of the Act:  NONE.

      Title of each class           Name of each exchange on which registered

-------------------------------     -----------------------------------------

         Securities registered pursuant to section 12(g) of the Act:  NONE.

                              (Title of class)

-----------------------------------------------------------------------------

                              (Title of class)

-----------------------------------------------------------------------------

Indicate by check mark if the registrant is a well-known seasoned issuer, as
defined in Rule 405 of the Securities Act.  [ ]Yes   [x]No

Indicate by check mark if the registrant is not required to file reports
pursuant to Section 13 or Section 15(d) of the Act.  [ ]Yes   [x]No






Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange
Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.  [x]Yes   [ ]No

Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K (Sec. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

    Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer[ ]   Accelerated filer[ ]   Non-accelerated filer[x]

Indicate by check mark whether the registrant is a shell company (as defined
in Rule 12b-2 of the Act).  [ ]Yes   [x]No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not applicable.


                     DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

     Not applicable.

                                   PART I

Item 1. Business.

        Not applicable.



Item 1A. Risk Factors.

         Not applicable.


Item 1B. Unresolved Staff Comments.

         Not applicable.


Item 2. Properties.

        Not applicable.


Item 3. Legal Proceedings.

        The registrant knows of no material pending legal proceedings involving the trust created under the Trust Agreement (the Trust), the Trustee, the Master Servicer or the registrant with the respect to the Trust other than routine litigation incidental to the duties of the respective parties.


Item 4. Submission of Matters to a Vote of Security Holders.

        None.



                                  PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

        No established public trading market for the Certificate exists.

        Records provided to the Trust by the DTC and the Trustee indicate That as of December 31, 2005, the total number of holders of record for the series of certificates is 34.

Item 6. Selected Financial Data.

        Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

        Not applicable,

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Not applicable.

Item 8. Financial Statements and Supplementary Data.

        Not applicable.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

         Not applicable.

Item 9B. Other Information.

         None.



                                  PART III

Item 10. Directors and Executive Officers of the Registrant.

         Not applicable

Item 11. Executive Compensation.

         Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         Not applicable.

Item 13. Certain Relationships and Related Transactions.

         Not applicable.

Item 14. Principal Accounting Fees and Services.

         Not applicable.



                                  PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a) Exhibits

     1 Annual Independent Accountant's Servicing Report ("USAP") for the year ended November 30, 2005
          Aurora Loan Services LLC,
          as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    2 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2005
          Colonial Savings, F.A., as Servicer and
          accompanying Report of Management as to compliance with minimum servicing standards

    3 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2005
          Fifth Third Mortgage Company, as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    4 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2005
          Hemisphere National Bank, N.A., as Servicer and accompanying Report of Management as to compliance with minimum servicing standards

    5 Annual Independent Accountant's Servicing Report ("USAP") for the year ended December 31, 2005
          Wells Fargo Bank, N.A., as Servicer and
          accompanying Report of Management as to compliance with minimum servicing standards

    7     Annual Statement of Compliance
          for the year ended December 31, 2005
          Aurora Loan Services LLC, as Master Servicer


(b) Not applicable.

(c) Omitted.




                                SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:


    Structured Asset Securities Corporation
    (Registrant)


  Signed: Aurora Loan Services LLC as Master Servicer

  By:     E. Todd Whittemore, Executive Vice President

  By: /s/ E. Todd Whittemore, Executive Vice President

  Dated:  March 30, 2006





                               CERTIFICATION



  I, E. Todd Whittemore, certify that:

  1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Lehman XS Trust, Mortgage Pass-Through Certificates
     Series 2005-10 Trust;

  2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

  3. Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the master servicer under the Pooling and Servicing or similar, agreement, for inclusion in these reports is included in these reports;

  4. I am responsible for reviewing the activities performed by the master servicer under the pooling and servicing, or similar, agreement, and based on upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the master servicer has fulfilled its obligations under that agreement; and

  5. The reports disclose all significant deficiencies relating to the servicer's compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

     In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties:
     Citibank N.A., as trustee; Colonial Savings, F.A., as servicer; Fifth Third Mortgage Company, as servicer; Hemisphere National Bank, N.A., as servicer; Wells Fargo Bank, N.A., as servicer.

     Date: March 30, 2006

     /s/ E. Todd Whittemore
     Signature

     Executive Vice President
     Title